Form 10-Q
period 2021-06-30
Supernova Partners Acquisition Co III, Ltd.
filed 2021-08-06
CIK 1838361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, 28,103,449 shares of Class A ordinary shares, par value $0.0001 per share, and 7,025,862 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,260,956	$—
Prepaid expenses	376,474	—
Total current assets	1,637,430	—
Investments held in Trust Account	281,038,975	—
Deferred offering costs	—	35,000
Total Assets	$282,676,405	$35,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$53,623	$—
Accrued expenses	1,155,062	19,414
Due to related party	1,643	—
Total current liabilities	1,210,328	19,414
Deferred underwriting commissions	9,836,207	—
Derivative warrant liabilities	11,317,240	—
Total liabilities	22,363,775	19,414

Commitments and Contingencies

Class A ordinary shares; 25,531,262 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	255,312,620	—

Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,572,187 and 0 shares issued and outstanding (excluding 25,531,262 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	257	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,025,862 and 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	703	719
Additional paid-in capital	8,031,218	24,281
Accumulated deficit	(3,032,168)	(9,414)
Total shareholders' equity	5,000,010	15,586
Total Liabilities and Shareholders' Equity	$282,676,405	$35,000

(1)

The December 31, 2020 balance included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 1, 2021, the underwriters partially exercised the over-allotment option. On May 9, 2021, 161,638 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$891,598	$993,266
Loss from operations	(891,598)	(993,266)
Other income (expense)
Change in fair value of derivative warrant liabilities	(1,507,070)	(1,712,070)
Financing costs - derivative warrant liabilities	(34,820)	(321,903)
Gain on investments held in Trust Account	4,198	4,485
Net loss	$(2,429,290)	$(3,022,754)

Weighted average shares outstanding of Class A ordinary shares subject to redemption, basic and diluted	25,768,078	25,562,839
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares, basic and diluted	9,037,247	7,732,742
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.27)	$(0.39)

(1)

This number excluded up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 1, 2021, the underwriters partially exercised the over-allotment option. On May 9, 2021, 161,638 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020 (1)	—	$—	7,187,500	$719	$24,281	$(9,414)	$15,586
Sale of units in initial public offering, less fair value of public warrants	25,000,000	2,500	—	—	244,997,500	—	245,000,000
Offering costs	—	—	—	—	(14,058,135)	—	(14,058,135)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,360,000	—	3,360,000
Shares subject to possible redemption	(22,872,398)	(2,287)	—	—	(228,721,693)	—	(228,723,980)
Net loss	—	—	—	—	—	(593,464)	(593,464)
Balance - March 31, 2021 (unaudited)	2,127,602	$213	7,187,500	$719	$5,601,953	$(602,878)	$5,000,007
Sale of units in initial public offering, less fair value of public warrants	3,103,449	310	—	—	30,401,080	—	30,401,390
Offering costs	—	—	—	—	(1,672,077)	—	(1,672,077)
Excess of cash received over fair value of private placement warrants	—	—	—	—	288,620	—	288,620
Forfeiture of Class B ordinary shares	—	—	(161,638)	(16)	16	—	—
Shares subject to possible redemption	(2,658,864)	(266)	—	—	(26,588,374)	—	(26,588,640)
Net loss	—	—	—	—	—	(2,429,290)	(2,429,290)
Balance - June 30, 2021 (unaudited)	2,572,187	$257	7,025,862	$703	$8,031,218	$(3,032,168)	$5,000,010

(1)

The December 31, 2020 balance included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 1, 2021, the underwriters partially exercised the over-allotment option. On May 9, 2021, 161,638 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,022,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,712,070
Financing costs - derivative warrant liabilities	321,903
Gain on investments held in Trust Account	(4,485)
Changes in operating assets and liabilities:
Prepaid expenses	(376,474)
Accounts payable	53,623
Accrued expenses	785,648
Due to related party	1,643
Net cash used in operating activities	(528,826)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(281,034,490)
Net cash used in investing activities	(281,034,490)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	281,034,490
Proceeds received from private placement	7,620,690
Offering costs paid	(5,830,908)
Net cash provided by financing activities	282,824,272

Net change in cash	1,260,956

Cash - beginning of the period	—
Cash - end of the period	$1,260,956

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$350,000
Deferred underwriting commissions	$9,836,207
Initial value of Class A ordinary shares subject to possible redemption	$257,967,660
Change in value of Class A ordinary shares subject to possible redemption	$(2,655,040)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search or an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on from the proceeds from the Initial Public Offering held in the trust account. The Company has selected December 31 as its fiscal year end.

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

The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in full and on April 1, 2021 purchased an additional 3,103,449 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $31.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

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

In addition, the Sponsor agreed to forfeit up to 937,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares.

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placement, $281.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company has adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $0.4 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company's cash flow deficit raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position,

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 31, 2021 and March 24, 2021, respectively. During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of March 25, 2021 included in its Current Report on Form 8-K, filed June 30, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, "Materiality") ("SAB 99") issued by the SEC, the Company determined the impact of the error was immaterial. The following balance sheet items were impacted from the error correction as of March 25, 2021: an increase of approximately $8.6 million in warrant liabilities; a decrease of approximately $8.6 million in the amount of Class A ordinary shares subject to redemption; an increase of approximately $205,000 in additional paid-in capital; and an increase of approximately $205,000 in accumulated deficit.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the      Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, the Company had 25,531,262 and 0 of Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 11,241,080 of Class A ordinary shares in the calculation of diluted income per share, since the exercise price of the warrants is in excess of the average share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited consolidated condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of      any taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net      income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended Jun 30, 2021	For the Six Months Ended Jun 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Income from investments held in Trust Account	$3,814	$4,075
Less: Company's portion available to be withdrawn to pay taxes	$—	$—
Net income attributable to Class A ordinary shares subject to possible redemption	$3,814	$4,075
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,768,078	25,562,839
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Non-redeemable Class A and Class B ordinary shares
Numerator: Net loss plus net earnings
Net loss	$(2,429,290)	$(3,022,754)
Net income allocable to Class A ordinary shares subject to possible redemption	3,814	4,075
Non-redeemable net loss	$(2,425,476)	$(3,018,679)
Denominator: Weighted average non-redeemable Class A and Class B ordinary share
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	9,037,247	7,732,742
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary share	$(0.27)	$(0.39)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3—Initial Public Offering

On March 25, 2021, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions.

The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on April 1, 2021 purchased an additional 3,103,449 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $31.0 million, and incurring additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

Each Unit consists of one Class A ordinary share, and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. The initial shareholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 1, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,103,449 Units. Subsequently, on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

The Underwriters partially exercised the over-allotment option and on April 1, 2021 purchased an additional 3,103,449 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $31.0 million, and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for will be payable to the underwriters for additional deferred underwriting fees.

Note 6—Warrants

As of June 30, 2021, the Company had 5,620,690 and 3,810,345 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination or provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 2,572,187 Class A ordinary shares issued and outstanding, excluding 25,531,262 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2020, the Company issued 5,750,000 Class B ordinary shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares. As of June 30, 2021, there were 7,025,862 Class B ordinary shares outstanding, none subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,038,975	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$6,744,830	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$4,572,410
Total liabilities	$6,744,830	$—	$4,572,410

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three and six months ended June 30, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and trading beginning in May 2021.

Level 1 assets include investments in money  market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the three and six months ended June 30, 2021, the Company recognized a  non-cash loss resulting from an increase in the fair value of liabilities of approximately $1.5 million and $1.7 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of June 30, 2021	As of March 31, 2021	As of March 25, 2021 (Issuance)
Volatility	17.88%	15.32%	15.30%
Stock price	$9.73	$9.80	$9.80
Expected life of the options to convert	5.569	5.819	5.833
Risk-free rate	0.955%	1.100%	0.996%
Dividend yield	0.000%	0.000%	0.000%

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

	Public (Level 1)	Private (Level 3)
Issuance of Public and Private Warrants	5,000,000	3,640,000
Change in fair value of derivative warrant liabilities	100,000	105,000
Derivative warrant liabilities at March 31, 2021	$5,100,000	$3,745,000
Issuance of Public and Private Warrants due to over-allotment	633,100	332,070
Derivative warrant liabilities at April 1, 2021	$5,733,100	$4,077,070
Change in fair value of derivative warrant liabilities	1,011,730	495,340
Derivative warrant liabilities at June 30, 2021	$6,744,830	$4,572,410

Note 9 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed balance sheets were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in full and on April 1, 2021 purchased an additional 3,103,449 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $31.0 million (“Over-Allotment”), and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

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

Upon the closing of the Initial Public Offering, Over-Allotment, and the Private Placement, approximately $281.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity

As of June 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $0.4 million.

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans. Our management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company's cash flow deficit raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $2.4 million, which consisted of approximately $892,000 general and administrative expenses, approximately $1.5 million in losses from changes in fair value of derivative warrant liabilities, and approximately $35,000 of financing costs – derivative liability associated with the over-allotment, partially offset by approximately $4,000 income from investments held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $3.0 million, which consisted of approximately $993,000 general and administrative expenses, approximately $1.7 million in losses from changes in fair value of derivative warrant liabilities, and approximately $322,000 in losses from offering costs associated with derivative warrant liabilities, partially offset by an approximate $4,000 income from investments held in Trust Account.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,531,262 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 11,241,080 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited consolidated condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share.

Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of any taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

As a result, included on our unaudited condensed balance sheets as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

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

Dated: August 6, 2021	Supernova Partners Acquisition Company III, Ltd.

	By:	/s/ Robert Reid
	Name:	Robert Reid
	Title:	Chief Executive Officer

	By:	/s/ Michael Clifton
	Name:	Michael Clifton
	Title:	Chief Financial Officer