Form 10-Q
period 2021-09-30
Supernova Partners Acquisition Co III, Ltd.
filed 2021-11-16
CIK 1838361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 15, 2021, 28,103,449 shares of Class A ordinary shares, par value $0.0001 per share, and 7,025,862 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$708,783	$-
Prepaid expenses	313,038	-
Total current assets	1,021,821	-
Investments held in Trust Account	281,043,219	-
Deferred offering costs	-	35,000
Total Assets	$282,065,040	$35,000

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$125,000	$-
Accrued expenses	1,181,888	19,414
Total current liabilities	1,306,888	19,414
Deferred underwriting commissions	9,836,207	-
Derivative warrant liabilities	9,489,140	-
Total liabilities	20,632,235	19,414

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,103,449 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020	281,034,490	-

Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,025,862 and 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	703	719
Additional paid-in capital	-	24,281
Accumulated deficit	(19,602,388)	(9,414)
Total shareholders' equity (deficit)	(19,601,685)	15,586
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$282,065,040	$35,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$712,169	$1,705,435
Loss from operations	(712,169)	(1,705,435)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,828,100	116,030
Financing costs - derivative warrant liabilities	-	(321,903)
Gain on investments held in Trust Account	4,244	8,729
Net income (loss)	$1,120,175	$(1,902,579)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,103,449	19,479,601
Basic and diluted net income (loss) per share, Class A ordinary	$0.03	$(0.07)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,025,862	6,662,088
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(9,414)	$15,586
Excess of cash received over fair value of private placement warrants	-	-	-	-	3,360,000	-	3,360,000
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(3,384,281)	(15,673,854)	(19,058,135)
Net loss	-	-	-	-	-	(593,464)	(593,464)
Balance - March 31, 2021 (restated, see Note 2)	-	$-	7,187,500	$719	$-	$(16,276,732)	$(16,276,013)
Excess of cash received over fair value of private placement warrants	-	-	-	-	288,620	-	288,620
Forfeiture of Class B ordinary shares	-	-	(161,638)	(16)	16	-	-
Accretion of Class A ordinary shares to redemption amount (restated, see Note 2)	-	-	-	-	(288,636)	(2,016,541)	(2,305,177)
Net loss	-	-	-	-	-	(2,429,290)	(2,429,290)
Balance - June 30, 2021 (restated, see Note 2)	-	$-	7,025,862	$703	$-	$(20,722,563)	$(20,721,860)
Net income	-	-	-	-	-	1,120,175	1,120,175
Balance - September 30, 2021	-	$-	7,025,862	$703	$-	$(19,602,388)	$(19,601,685)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,902,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(116,030)
Financing costs - derivative warrant liabilities	321,903
Gain on investments held in Trust Account	(8,729)
Changes in operating assets and liabilities:
Prepaid expenses	(313,038)
Accounts payable	125,000
Accrued expenses	1,077,474
Net cash used in operating activities	(815,999)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(281,034,490)
Net cash used in investing activities	(281,034,490)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	281,034,490
Proceeds received from private placement	7,620,690
Offering costs paid	(6,095,908)
Net cash provided by financing activities	282,559,272

Net change in cash	708,783

Cash - beginning of the period	-
Cash - end of the period	$708,783

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions	$9,836,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Liquidity

Supernova Partners Acquisition Company III, Ltd. (the “Company”) was incorporated as a Cayman Islands exempted company on December 24, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search or an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on from the proceeds from the Initial Public Offering held in the trust account. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account and a working capital deficit of approximately $0.3 million.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 31, 2021 and March 24, 2021, respectively. During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of March 25, 2021 included in its Current Report on Form 8-K, filed September 30, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, "Materiality") ("SAB 99") issued by the SEC, the Company determined the impact of the error was immaterial. The following balance sheet items were impacted from the error correction as of March 25, 2021: an increase of approximately $8.6 million in warrant liabilities; a decrease of approximately $8.6 million in the amount of Class A ordinary shares subject to redemption; an increase of approximately $205,000 in additional paid-in capital; and an increase of approximately $205,000 in accumulated deficit.

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 31, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option).

The impact of the revision to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $21.0 million, a decrease to additional paid-in capital of $5.3 million, an increase to the

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

accumulated deficit of $15.7 million, and the reclassification of par value of 2,101,545 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption, as presented below.

As of March 25, 2021	As Reported	Adjustment	As Restated
Total assets	$251,877,540	-	$251,877,540
Total liabilities	$17,892,984	-	$17,892,984
Class A ordinary shares subject to redemption	$228,984,550	$21,015,450	$250,000,000
Preferred shares	$-	-	-
Class A ordinary shares	$210	(210)	-
Class B ordinary shares	$719	-	719
Additional paid-in capital	$5,341,387	(5,341,387)	-
Accumulated deficit	$(342,310)	(15,673,853)	(16,016,163)
Total shareholders’ equity (deficit)	$5,000,006	$(21,015,450)	$(16,015,444)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$251,877,540	$-	$251,877,540

The impact of the restatement on the condensed balance sheets and unaudited condensed statements of operations for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$252,251,811	-	$252,251,811
Total liabilities	$18,527,824	-	$18,527,824
Class A ordinary shares subject to redemption	228,723,980	21,276,020	$250,000,000
Preferred shares	-	-	-
Class A ordinary shares	213	(213)	-
Class B ordinary shares	719	-	719
Additional paid-in capital	5,601,953	(5,601,953)	-
Accumulated deficit	(602,878)	(15,673,854)	(16,276,732)
Total shareholders’ equity (deficit)	$5,000,007	$(21,276,020)	$(16,276,013)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$252,251,811	$-	$252,251,811

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(43,356)	$-	$(43,356)
Cash Flows from Investing Activities	$(250,000,000)	$-	$(250,000,000)
Cash Flows from Financing Activities	$251,875,592	$-	$251,875,592
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accounts payable	$85,810	$-	$85,810
Offering costs included in accrued expenses	$350,000	$-	$350,000
Deferred underwriting commissions in connection with the initial public offering	$8,750,000	$-	$8,750,000
Initial value of Class A ordinary shares subject to possible redemption	$228,984,550	$(228,984,550)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(260,570)	$260,570	$-

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$282,676,405	-	$282,676,405
Total liabilities	$22,363,775	-	$22,363,775
Class A ordinary shares subject to redemption	255,312,620	25,721,870	$281,034,490
Preferred shares	-	-	-
Class A ordinary shares	257	(257)	-
Class B ordinary shares	703	-	703
Additional paid-in capital	8,031,218	(8,031,218)	-
Accumulated deficit	(3,032,168)	(17,690,395)	(20,722,563)
Total shareholders’ equity (deficit)	$5,000,010	$(25,721,870)	$(20,721,860)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$282,676,405	$-	$282,676,405

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(528,826)	$-	$(528,826)
Cash Flows from Investing Activities	$(281,034,490)	$-	$(281,034,490)
Cash Flows from Financing Activities	$282,824,272	$-	$282,824,272
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$350,000	$-	$350,000
Deferred underwriting commissions in connection with the initial public offering	$9,836,207	$-	$9,836,207
Initial value of Class A ordinary shares subject to possible redemption	$257,967,660	$(257,967,660)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(2,655,040)	$2,655,040	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(593,464)	$-	$(593,464)
Weighted average shares outstanding	22,894,733	(20,950,289)	1,944,444
Basic and diluted earnings per share	$0.00	$(0.07)	$(0.07)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(2,429,290)	$-	$(2,429,290)
Weighted average shares outstanding	25,768,078	2,335,371	28,103,449
Basic and diluted earnings per share	$0.00	$(0.07)	$(0.07)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(3,022,754)	$-	$(3,022,754)
Weighted average shares outstanding	25,562,839	(10,466,630)	15,096,209
Basic and diluted earnings per share	$0.00	$(0.14)	$(0.14)

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(593,464)	$-	$(593,464)
Weighted average shares outstanding	6,413,743	(163,743)	6,250,000
Basic and diluted earnings per share	$(0.09)	$0.02	$(0.07)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(2,429,290)	$-	$(2,429,290)
Weighted average shares outstanding	9,037,247	(2,335,371)	6,701,876
Basic and diluted earnings per share	$(0.27)	$0.20	$(0.07)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(3,022,754)	$-	$(3,022,754)
Weighted average shares outstanding	7,732,742	(1,255,556)	6,477,186
Basic and diluted earnings per share	$(0.39)	$0.25	$(0.14)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; and

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, the Company had 28,103,449 and 0 of Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,431,035 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$896,140	$224,035	$(1,417,716)	$(484,863)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,103,449	7,025,862	19,479,601	6,662,088

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.07)	$(0.07)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3-Initial Public Offering

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

Note 4-Related Party Transactions

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 5-Commitments and Contingencies

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

Note 6-Warrants

As of September 30, 2021, the Company had 5,620,690 and 3,810,345 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part; and

•	at a price of $0.01 per warrant; and

•	upon a minimum of 30-days’ prior written notice of redemption; and

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part; and

•

 upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares; and

•

 if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

 if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 28,103,449 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$281,034,490
Less:
Proceeds allocated to Public Warrants	(5,633,100)
Class A ordinary shares issuance costs	(15,730,212)
Plus:
Accretion of carrying value to redemption value	21,363,312
Class A ordinary shares subject to possible redemption	$281,034,490

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 28,103,449 and Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity, respectively (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2020, the Company issued 5,750,000 Class B ordinary shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares. As of September 30, 2021, there were 7,025,862 Class B ordinary shares outstanding, none subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9-Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,043,219	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,564,480	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,924,660

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the nine months ended September 30, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and trading beginning in May 2021. There were no transfers between Levels in the three months ended September 30, 2021.

Level 1 assets include investments in money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the three and nine months ended September 30, 2021, the Company recognized a non-cash gain resulting from a decrease in the fair value of liabilities of approximately $1.8 million and $0.1 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of September 30, 2021	As of March 25, 2021 (Issuance)
Volatility	17.88%	15.30%
Stock price	$9.77	$9.80
Expected life of the options to convert	5.403	5.833
Risk-free rate	1.065%	0.996%
Dividend yield	0.000%	0.000%

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2021 is summarized as follows:

	Public (Level 1)	Private (Level 3)
Issuance of Public and Private Warrants	5,000,000	3,640,000
Change in fair value of derivative warrant liabilities	100,000	105,000
Derivative warrant liabilities at March 31, 2021	$5,100,000	$3,745,000
Issuance of Public and Private Warrants due to over-allotment	633,100	332,070
Derivative warrant liabilities at April 1, 2021	$5,733,100	$4,077,070
Change in fair value of derivative warrant liabilities	1,011,730	495,340
Derivative warrant liabilities at June 30, 2021	$6,744,830	$4,572,410
Change in fair value of derivative warrant liabilities	(1,180,350)	(647,750)
Derivative warrant liabilities at September 30, 2021	$5,564,480	$3,924,660

Note 10-Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Going Concern

As of September 30, 2021, we had approximately $0.7 million in our operating bank account and a working capital deficit of approximately $0.3 million.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $1.1 million, which consisted of approximately $713,000 general and administrative expenses, offset by approximately $1.8 million in gains from changes in fair value of derivative warrant liabilities and approximately $4,000 in income from investments held in Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $1.9 million, which consisted of approximately $1.7 million general and administrative expenses and approximately $322,000 in losses from offering costs associated with derivative warrant liabilities, partially offset by approximately $116,000 in gains from changes in fair value of derivative warrant liabilities and approximately $9,000 in income from investments held in Trust Account.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 28,103,449 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our balance sheet, respectively.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,431,035 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments that we issued was not effectively designed or maintained. This material weakness resulted in the restatement of our condensed balance sheet as of March 25, 2021 and our interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 3, 2021, and the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 6, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: November 16, 2021	Supernova Partners Acquisition Company III, Ltd.

	By:	/s/ Robert Reid
	Name:	Robert Reid
	Title:	Chief Executive Officer

	By:	/s/ Michael Clifton
	Name:	Michael Clifton
	Title:	Chief Financial Officer