Form 10-K
period 2021-12-31
Supernova Partners Acquisition Co III, Ltd.
filed 2022-03-25
CIK 1838361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40273

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574762
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4301 50th Street NW Suite 300, PMB 1044 Washington, D.C.	20016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 918-7050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value and one-fifth of one redeemable warrant to purchase one Class A ordinary share	STRE.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	STRE	The New York Stock Exchange
Warrants, each whole exercisable for one Class A ordinary share at an exercise price of $11.50 per share	STRE WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the closing price of the registrant’s Class A ordinary shares was $9.73. The registrant’s units begin trading on the New York Stock Exchange on March 1, 2021 and the registrant’s shares of Class A ordinary shares and warrants began trading on the New York Stock Exchange on April 22, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant computed by reference to the closing price for the units on June 30, 2021, as reported on the New York Stock Exchange was $273.5 million.

As of March 23, 2022, there were 28,103,449 Class A ordinary shares, par value $0.0001 per share, and 7,025,862 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”), references to:

•	“we,” “us,” “company,” “our company” or “Supernova” are to Supernova Partners Acquisition Company III, Ltd.;
•	“Board” are to our board of directors;
•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;
•	“equity-linked securities” are to any securities of our company that are convertible into, or exchangeable or exercisable for, ordinary shares of our company;
•

“Founder Shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein;

•	“initial shareholders” are to our Sponsor and any other holders of our founder shares prior to our initial public offering;
•	“management” or our “management team” are to our officers and directors;
•	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;
•

“public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team, Board to the extent any of them purchases public shares, provided that each such initial shareholder’s and individual’s status as a “public shareholder” shall only exist with respect to such public shares;

•

“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;

•

“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers that we may determine to make in connection with financing our initial business combination;

•	“Sponsor” are to Supernova Partners III LLC, a Cayman Islands exempted company, in which certain of our officers and directors are beneficial owners;
•

“Units” are to the units sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the units sold upon the underwriter’s exercise of their over-allotment option; and

•	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our future financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item IA. “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

General

We are a blank check company incorporated as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Initial Public Offering

On March 25, 2021, the Company consummated its initial public offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) including consummation of the private placement (“Private Placement”) of 3,500,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7 million. Each Unit consists of one share of Class A ordinary shares, $0.0001 par value per share (“Class A ordinary shares”), and one-fifth of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $250 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions.

The Company granted the underwriters in the IPO (the “underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The underwriters exercised the over-allotment option in part and, on April 1, 2021, purchased an additional 3,103,449 Units (the “over-allotment units”), generating gross proceeds of approximately $31 million (“over-allotment”), and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees. Simultaneously with the closing of the over-allotment on April 1, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 310,345 Private Placement Warrants by the Sponsor, generating gross proceeds to us of approximately $621,000.

A total of approximately $281 million of the net proceeds from our initial public offering (including the over-allotment) and the private placement with the Sponsor were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders.

Our Units began trading on March 22, 2021 on the NYSE under the symbol “STRE.U.” On May 13, 2021, the securities comprising the units began separate trading. The ordinary shares and warrants trade on the NYSE under the symbols “STRE” and “STRE WS,” respectively.

Our founders have also completed the initial public offering of Supernova Partners Acquisition Company, Inc. (“Supernova I”) and Supernova Partners Acquisition Company II, Ltd. (“Supernova II”), each a blank check company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination. Supernova I has since completed a business combination and is now named Offerpad Solutions Inc. (“Offerpad”). Supernova II has since completed a business combination and is now named Rigetti Computing, Inc. (“Rigetti”).

Since our Initial Public Offering, we have focused on identifying a business combination target within the broader technology sector but focused on internet, consumer, media and similar businesses. It is the job of our Sponsor and management team to complete our initial business combination. Our management team is led by Robert Reid, our Chief Executive Officer, and Michael Clifton, our Chief Financial Officer, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by March 25, 2023 (the “Completion Window”). If our initial business combination is not consummated by the Completion Window, then our existence will terminate, and we will distribute all amounts in the Trust Account.

Recent Developments

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described above, and since the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds from the Initial Public Offering held in the Trust Account.

Business Strategy

We were established by Spencer Rascoff, Alexander Klabin, Robert Reid and Michael Clifton (collectively, the “Founders”) to leverage their extensive experience in acquiring, building, operating and scaling businesses in constantly evolving environments. We intend to partner with a company in the broader technology sector but focused on internet, consumer, media and similar businesses.

Our team has decades of operational, investment and acquisition experience across both public and private companies. Mr. Rascoff is a serial entrepreneur who co-founded Hotwire and Zillow, and who led Zillow as Chief Executive Officer (“CEO”) for nearly a decade. Mr. Klabin is an accomplished investor and entrepreneur who co‑founded Senator Investment Group in 2008 and successfully navigated the firm through complicated equity and credit market environments during his 12-year tenure as Co-Chief Investment Officer. Mr. Reid is an experienced investor who spent 21 years at Blackstone, where he was a Senior Managing Director in the Private Equity Group. Mr. Clifton has been an investor and financial professional for over 18 years and was most recently a senior investment professional at The Carlyle Group. Our founders also successfully executed an initial public offering of Supernova I in October of 2020 and Supernova II in March of 2021. Supernova I has since completed a business combination and is now named Offerpad.  Supernova II has since completed a business combination and is now named Rigetti.

We believe our collective experience provides us a distinctive ability to identify and partner with a high‑quality company and add value through active and engaged involvement with its management team.

We were incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination with us.

Our sourcing and transactional experience

Each of the members of our team is an accomplished investor with a strong track record of identifying, sourcing and executing a wide variety of transactions, from small tuck-ins to mega-mergers to growth investments globally across a range of macroeconomic and industry cycles.

With decades of experience as entrepreneurs, operating executives and investors, our team has expansive networks to help source transactions. We have earned the respect and trust of founders and company CEOs, as reflected by the independent Board members we have assembled.

Our partner will benefit from the trust our collective team has built with the investing and technology community over the last three decades. Our team has tenured relationships with some of the largest long-term public market investors. We will be strong supporters of the target company from the initial business combination through the evolution of the company over the years to come. Our complementary transaction experience is a key differentiator that will enable the management team to navigate the combination process.

Our operating experience

Our team has extensive operating experience and has demonstrated the ability to scale businesses across sectors and create immense value for shareholders over time. Our team has a strong focus on culture, and they have created award‑winning workplaces. Our team has served as advisors, investors and board members to companies across all stages of business lifecycles and have managed companies and investment strategies through ever-changing markets and world events.

At Senator, Mr. Klabin, alongside his partner, built, scaled and managed the firm’s business during an incredibly complex time in global financial markets and the investment management industry. He successfully navigated the firm and its investment portfolio through the Great Financial Crisis (2008-2009), the European Sovereign Crisis (2011), the Global Growth Slowdown (2015-2016) and numerous other periods of stress in funding and capital markets. His track record of generating value for multiple stakeholders is underscored by Senator’s strong risk-adjusted returns and growth in assets under management during his tenure.

Given the rapidly evolving technology landscape, management teams benefit from advice from seasoned operators who have experience scaling businesses and accessing capital markets. Our team’s combined and complementary experience of managing companies throughout business cycles will be an advantage for a potential partner company.

Our commitment to helping our partner company avoid the potential pitfalls faced by newly public and growing companies

As entrepreneurs ourselves, our management team is “all-in”—we have committed to all of the risk capital associated with this business combination.

We are well-situated to help guide our partner through the challenges of being a publicly traded company. Our team’s operating and transactional experience, along with that of our Board, will help our partner company build and scale over many years. We have assembled a Board that includes operating executives from companies of wide-ranging sizes, stages and sectors. Our Board members have experienced the various challenges of entrepreneurship and management from taking resource-constrained companies from scratch to scale and pivoting global strategies as technology trends and competitive forces shift.

Business Combination Criteria

Our team possesses a comprehensive set of relevant skills and experiences across public and private investing and proven operating experience. Our acquisition strategy focuses on leveraging these skills and experiences to create a robust acquisition process. Our team actively tracks various thematic shifts across tech-enabled sectors to identify technology trends and competitive developments.

Consistent with our acquisition process, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines as primary filters in evaluating acquisition opportunities, but we may decide to enter into our initial combination with a target business that does not meet some of these criteria and guidelines. We intend to focus on businesses with:

•	Large addressable market. We will focus on investing in a business that addresses a large market that creates the opportunity for attractive long-term growth prospects.
•	Growth. We believe that sustainable growth provides a company with access to the capital, talent and resources necessary for long-term success.
•

Management team. We intend to partner with a management team that has a well-defined vision for the company and the sector in which they operate. We intend to identify a management team with a proven track record in managing and scaling businesses.

•	Competitive differentiation. We seek a business that maintains strong and defensible competitive moats. We believe these competitive advantages over time will lead to durable and profitable growth.
•

Economic model. We intend to leverage our extensive experience in understanding and evaluating various business models to identify businesses with compelling unit economics that will underpin the trajectory of the business over time.

•

Scalability. We seek to partner with a company that will be able to significantly scale its operations to take advantage of its opportunities. We intend to leverage our experience in scaling businesses in order to help accelerate growth.

•

Culture. Our team’s experience has shown that the relationship a company has with its employees and other stakeholders can contribute positively to a company’s success, and we therefore intend to partner with a company that has a transparent corporate culture anchored in strong values.

•

Valuation. We are nimble, experienced and sophisticated investors with a keen understanding of fundamental value. We expect to complete a business combination that pairs significant upside potential with limited downside risks.

After the initial business combination we plan to partner with the management team of the post-business combination entity in a variety of ways. This includes providing advice on how to effectively and efficiently scale the business, access to our vast network of partners and potential customers, advice on accessing the public markets, as well as insights into mergers and acquisitions, capital allocation, hiring and company culture building. We believe that our complementary combination of diverse skills, as well as our focus on establishing a true long-term partnership, will make us a partner of choice for technology companies in internet, consumer, media and similar businesses.

The criteria set forth above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management and our investment team may deem relevant.

Our Business Combination Process

In evaluating a prospective target business, we will conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors become aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Initial Business Combination

New York Stock Exchange (“NYSE”) listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the Securities and Exchange Commission (the“SEC”) in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, Founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team may directly or indirectly own our ordinary shares and/or warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, certain of our Founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then‑current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our Founders, Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our Founders, Sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a longer period of time than the typical business combination transaction process, and there are expenses in the Initial Public Offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended ( the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $271,900,000 after payment of $9,836,207 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Some of our officers and directors may enter into employment or consulting agreements with the post‑business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Selection of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirements, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
•

any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;
•	the risk that the shareholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may also be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares they hold if we fail to consummate an initial business combination by March 25, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by March 25, 2023).

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a business combination or conduct a tender offer will be made by us, solely in our discretion. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we are required to comply with the NYSE rules.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial business combination. We expect that our initial shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. As a result, in addition to our initial purchaser’s Founder Shares, we would need 9,375,001, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or 1,562,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 28,7500,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14e of the Exchange Act, which regulate issuer tender offers; and
•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the IPO.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the IPO, to consummate an initial business combination. If we have not completed our initial business combination within 24 months from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the IPO. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination within 24 months from the closing of the IPO or during any extension period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the IPO and Marcum LLP will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 following the IPO and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed our initial business combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain consolidated financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited consolidated financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These consolidated financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have consolidated financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its consolidated financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our securities are registered under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of consolidated audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. For the complete set of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated March 22, 2021.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 4301 50th Street NW, Suite 300 PMB 1044, Washington, D.C. 20016, and our telephone number is (202) 918-7050. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information

Our Units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “STRE.U,” “STRE” and “STRE WS,” respectively. Our Units commenced public trading on March 22, 2021, and our Class A ordinary shares and warrants commenced public trading separately on May 13, 2021.

(b)	Holders

On March 18, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 6 holders of record of our Class B ordinary shares and 1 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

See Item 5(g).

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On March 25, 2021 Supernova consummated its Initial Public Offering of 25,000,000 units, generating gross proceeds of $250 million. Simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale of 3,500,000 warrants at a purchase price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $7.0 million. On April 1, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 3,103,449 Units, generating gross proceeds of approximately $31.0 million. Simultaneously with the closing of the over-allotment, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 310,345 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $621,000. J.P. Morgan and Jefferies served as the book-running managers for the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253235) that became effective on March 22, 2021.

The Company paid a total of $5,620,690 in underwriting discounts and commissions and incurred approximately $595,000 for other costs and expenses related to the Initial Public Offering. The underwriters agreed to defer an additional $9.8 million in underwriting discounts and commissions, payable upon consummation of our initial business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $9.8 million in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of initial business combination, if consummated) and incurred offering costs, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants was approximately $282 million, of which $281 million (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. The Company reimbursed the Sponsor and certain officers and directors to cover expenses related to the Initial Public Offering. Other than as described above, no payments were made by the Company to directors, officers or persons owning 10% or more of the ordinary shares or to their associates, or to the Company’s affiliates.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion And Analysis

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10- K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on December 24, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our sponsor is Supernova Partners III LLC, a Cayman Islands exempted company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, we consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions.

We granted the underwriters in the IPO a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in part and on April 1, 2021 purchased an additional 3,103,449 Units to cover over-allotments, generating gross proceeds of approximately $31.0 million, and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 3,500,000 warrants Private Placement Warrants, at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million.

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

Upon the closing of the Initial Public Offering, Over-Allotment, and the Private Placement, approximately $281.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Going Concern

As of December 31, 2021, we had approximately $0.7 million in our operating bank account and a working capital deficit of approximately $0.4 million.

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2021, was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2021, we had net loss of approximately $1.0 million, which consisted of approximately $1.8 million general and administrative expenses and approximately $322,000 in loss from offering costs associated with derivative warrant liabilities, partially offset by approximately $1.1 million in income from change in fair value of derivative warrant liabilities and approximately $15,000 in income from investments held in Trust Account.

Liquidity and Capital Resources

Following the Initial Public Offering and Over-Allotment, a total of $281 million was placed in the Trust Account. We incurred approximately $16.1 million in transaction costs, including $9.8 million of deferred underwriting fees.

For the year ended December 31, 2021, we used approximately $858,000 of cash for operating activities.  Our net loss was impacted by a $1.1 million non-cash loss from the change in the fair value of derivative warrant liabilities and a gain on investment income held in the Trust account and was partially offset by changes in operating assets and liabilities of that provided approximately $0.9 million of cash from operating activities.

For the period from December 24, 2020 (inception) through December 31, 2021, cash used in operating activities was approximately $9,000. Net loss of approximately $9,000 was entirely accrued expenses.

As of December 31, 2021, we had investments held in the Trust Account of approximately $281,049,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of approximately $666,000 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provided that we would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.8 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

The underwriters partially exercised the over-allotment option and on April 1, 2021, purchased an additional 3,103,449 Units, generating gross proceeds of approximately $31 million, and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

Critical Accounting Policies and Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,103,449 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our balance sheets. There were no Class A ordinary shares issued or outstanding as of December 31, 2021.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,431,035 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-

40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non‑emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments that we issued was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of March 25, 2021 and our interim consolidated financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). In connection with this Amendment and based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, covered by this Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Spencer M. Rascoff	46	Co-Chair
Alexander M. Klabin	45	Co-Chair
Robert D. Reid	48	Chief Executive Officer and Director
Michael S. Clifton	42	Chief Financial Officer and Director
Ken Fox	51	Director
Jim Lanzone	51	Director
Gregg Renfrew	53	Director
Jan Singer	57	Director
Rajeev Singh	53	Director

The experience of our directors and executive officers is as follows:

Spencer M. Rascoff has been Co-Chair of our Board since our inception. Mr. Rascoff served as Co-Chair of the board of directors of Supernova II from its inception until its business combination with Rigetti.  Mr. Rascoff served as CEO of Zillow from 2008 to 2018 and currently serves as chairman of dot.LA and chairman of Pacaso. Prior to Zillow, Mr. Rascoff co-founded Hotwire, where he ran corporate development through the company’s launch, the aftermath of 9/11 and ultimately the sale of the business to Expedia for $685 million.

Mr. Rascoff is currently on the board of directors of Palantir. He formerly served on the board of directors of several other public and private technology companies, including Zillow Group, TripAdvisor, Zulily and Julep. Before his consumer Internet career, Mr. Rascoff worked in the Investment Banking division at Goldman Sachs and in private equity at TPG Capital. He is also a member of the Young Presidents’ Organization and has served as a Visiting Executive Professor at Harvard Business School. Mr. Rascoff graduated cum laude from Harvard University. We believe Mr. Rascoff is well qualified to serve on our Board due to his knowledge of the technology industry and extensive leadership experience in operating and advising technology companies.

Alexander M. Klabin has been Co-Chair of our Board since our inception. Mr. Klabin served as Co-Chair of the board of directors of Supernova II from its inception until its business combination with Rigetti. Mr. Klabin co-founded Senator Investment Group in early 2008 where he served as Managing Partner and Co-Chief Investment Officer until 2020 and has served as Executive Chairman of Sotheby’s Financial Services since October 2020. In addition, Mr. Klabin currently serves as Chairman and CEO of Ancient Management LP and is currently on the board of directors of Offerpad.

Mr. Klabin built and scaled Senator to be a widely respected investment management firm that managed up to $10 billion in assets. During his tenure, Senator managed capital on behalf of many of the largest pensions, endowments, sovereign wealth funds and family offices globally. Under Mr. Klabin’s leadership, Senator became known for pursuing differentiated thematic and event-driven investments in public and private securities across both credit and equity. Prior to co-founding Senator, Mr. Klabin worked at York Capital Management and Quadrangle Group. Mr. Klabin began his career in the M&A department at Goldman Sachs. He is a member of the board of directors of Enstructure, Faherty Brand and The Nantucket Project. Additionally, he serves as a Trustee of the New York Philharmonic, The Allen-Stevenson School and is a member of the Leadership Council of The Robin Hood Foundation. Mr. Klabin received a Bachelor of Arts degree in English Literature from Princeton University. We believe Mr. Klabin is well qualified to serve on our Board due to his vast investment and corporate finance experience.

Robert D. Reid has served as our Chief Executive Officer and a director since our inception. Mr. Reid served as Chief Executive Officer and a member of the board of directors of Supernova II from its inception until its business combination with Rigetti. Prior to that, he was a Partner at BDT Capital Partners and was a Senior Managing

Director at Blackstone prior to July 2019, where he helped lead over 15 private equity investments representing over $40 billion in transaction value across a range of industries and geographies. In his 21 years at Blackstone, Mr. Reid sourced, evaluated and executed a range of transaction types including growth capital, buyouts and distressed opportunities. He was a member of Blackstone’s Private Equity Investment Committee and was one of the senior partners helping to lead the firm’s private equity efforts in Europe from 2012 to 2016.

Mr. Reid has served on several public and private boards, including Scout24, one of the largest online classified businesses in Germany; SESAC, a large music performance rights organization; Intelenet, a business process solutions company; and Nielsen, a leading consumer and media measurement business. Prior to joining Blackstone, Mr. Reid worked in the Investment Banking division at Morgan Stanley. He earned a degree in economics and graduated magna cum laude from Princeton University. We believe Mr. Reid is well qualified to serve on our Board due to his corporate finance and prior public company experience.

Michael S. Clifton has served as our Chief Financial Officer and a director since our inception. Mr. Clifton served as Chief Financial Officer and a director of Supernova II from its inception until its business combination with Rigetti, and currently serves as a director on the board of Rigetti. Prior to that, he was a senior investment professional at The Carlyle Group from 2010 to 2020 as a member of its flagship U.S. Buyout team where he helped lead Carlyle’s investing activities in the technology and business services sectors. During his tenure, he worked on transactions involving companies in multiple sectors, including enterprise software, FinTech and IT services. He has served on four private boards and has been a board observer of a public company.

Over his career, Mr. Clifton has been involved in transactions with a total value in excess of $30 billion, including multiple leveraged buyouts, growth investments, carve-outs and turnarounds. Mr. Clifton has substantial public market experience and has helped lead the public exits of three portfolio companies, representing the sale of over $5 billion in equity. Prior to joining Carlyle, Mr. Clifton worked at two mid-market private equity firms, as well as in the M&A group of Bank of America Securities. He earned a Bachelor of Arts, cum laude, in classics from Davidson College, and an MBA with High Distinction from the Harvard Business School where he was a Baker Scholar. We believe Mr. Clifton is well qualified to serve on our Board due to his corporate finance experience and previous SPAC experience.

Ken Fox is the founder of Stripes, LLC, a growth equity firm that primarily invests in internet, SaaS and branded consumer product companies, which he founded in 2008. Mr. Fox served as a director of Supernova II from its inception until its business combination with Rigetti. Mr. Fox is actively involved with current Stripes’ portfolio companies, including Erewhon, Monday.com, Pleo, Reformation, On Running, Snooze, Blue Apron, Udemy, GoFundMe, Stella & Chewy’s, Levain Bakery and Kareo. He was also involved with former Stripes’ portfolio companies Flatiron Health (acquired by Roche), eMarketer (acquired by Axel Springer SE), Ketra (acquired by Lutron), Seamless/Grubhub (completed initial public offering), Sandata and TurtleBeach. Previously, Mr. Fox was the Chairman of SmartWool (acquired by VF Corp.), served on the board of NetQuote (acquired by Bankrate) and SilverSky (acquired by BAE Systems).

Prior to forming Stripes, Mr. Fox was a Co-Founder and Managing Director with Internet Capital Group, a venture capital firm. Prior to forming Internet Capital Group, Mr. Fox was the director of West Coast operations for Safeguard Scientifics, Inc. and TL Ventures. Mr. Fox is also a co-founder of A10 Capital, a commercial mortgage lender. Mr. Fox graduated from Pennsylvania State University with a BS in economics. We believe Mr. Fox is well qualified to serve on our Board due to his experience as an investor in the consumer and software sectors.

Jim Lanzone currently serves as the Chief Executive Officer of Yahoo. Mr. Lazone served in this capacity since September 2021. Mr. Lanzone served as a director of Supernova II from its inception until its business combination with Rigetti. Prior to that, Mr. Lazone served as the Chief Executive Officer of Tinder. Previously, Mr. Lanzone served as an Executive-in-Residence at Benchmark Capital. From May 2016 to December 2019, Mr. Lanzone served as Chief Digital Officer of CBS Corporation, a leading mass media company. In addition, from January 2014 to December 2019, Mr. Lanzone was Chief Executive Officer of CBS Interactive, a top consumer Internet property and a division of CBS Corporation. Previously, Mr. Lanzone served as President of CBS Interactive from March 2011 to December 2013. At CBS Interactive, Mr. Lanzone oversaw the creation, launch and growth of streaming subscription services, like CBS All Access, and free, ad-supported services including CBSN, CBS Sports HQ and ET Live. From January 2009 to February 2011, Mr. Lanzone was Founder and Chief Executive Officer of Clickr Media, Inc., an Internet video search engine and navigation guide, which was acquired by CBS Corporation in 2011.

Mr. Lanzone has also served as Chief Executive Officer of Ask.com (formerly Ask Jeeves), which he joined in 2001 after its acquisition of eTour.com, where he was Co-Founder and President. Mr. Lanzone is currently a board member of GoPro, Inc. and Newport Festivals Foundation. Mr. Lanzone graduated with a bachelor’s degree in political science from the University of California, Los Angeles in 1993. He also holds a dual JD/MBA degree from Emory University School of Law and Emory University Business School. We believe Mr. Lanzone is well qualified to serve on our Board due to his extensive experience in digital and social media and prior public company experience.

Gregg Renfrew is the founder and Chief Executive Officer of Beautycounter, a leading clean beauty and skincare company which she founded in 2011. Ms. Renfrew served as a director of Supernova II from its inception until its business combination with Rigetti. The multi-channel, direct-to-consumer brand has been recognized as a pioneer of the clean beauty movement advocating for stricter regulations for the entire beauty industry. Beautycounter has received numerous awards including being named to CNBC 2020 Disruptor 50 list, Fast Company’s Most Innovative Companies, Allure Best of Beauty, Glamour Beauty Awards, Refinery29 Innovators List, NewBeauty Awards, WWD’s 2019 Best-Performing Beauty Company (small cap) and the CEW’s 2019 Indie Brand of the Year.

Before launching Beautycounter, Ms. Renfrew sold her bridal registry company, The Wedding List, to Martha Stewart Living Omnimedia in 2001. She then led new-concept, brand, marketing, merchandising and operational consulting engagements with Bergdorf Goodman, Goldie Hawn and Kate Hudson, Intermix, Sugar Paper and Lela Rose, among other high-profile corporate and entertainment clients.

Ms. Renfrew has spoken at Vanity Fair’s Founders Fair and Fortune’s Most Powerful Women and NextGen Summit, as well as top business schools, including Wharton (University of Pennsylvania), Tuck (Dartmouth), Stanford and Columbia. Ms. Renfrew currently serves on the board of directors for The Nantucket Project and previously served on the boards of organizations including GOOD+ Foundation, Healthy Child Healthy World and her alma mater, Miss Porter’s School, where she was the commencement speaker in 2014. We believe Ms. Renfrew is well qualified to serve on our Board due to her extensive experience in building and scaling businesses.

Jan Singer most recently served as Chief Executive Officer of J.Crew from February 2020 to December 2020, where she led the company through transformational work, including financial restructuring, value creation planning, acceleration of e-commerce, brand positioning and adding meaningful purpose. J.Crew filed a voluntary petition for bankruptcy on May 4, 2020 and emerged from bankruptcy on September 10, 2020. Prior, from January 2016 to January 2019, Ms. Singer was Chief Executive Officer of Victoria’s Secret Lingerie, the world’s most recognized intimate apparel company. As CEO, Ms. Singer was responsible for the more than $4 billion lingerie business, which included Victoria Sport. Ms. Singer joined Victoria’s Secret from her previous role as Chief Executive Officer of Spanx, Inc., a lingerie/lifestyle brand offering hosiery, intimate apparel and swimwear, where she was responsible for brand innovation and grew the business to reach new consumers. Ms. Singer served in such position from June 2014 to January 2016.

Prior to her role with Spanx, Inc., Ms. Singer spent a decade at Nike, Inc., where she served as Corporate Vice President of Global Apparel and Corporate Vice President of Global Footwear. While at Nike, Ms. Singer managed multi-billion dollar product engines, spanning product design, merchandising, sourcing/manufacturing and innovation. Under her leadership, the team delivered industry-defining products and growth with programs like FlyKnit, Lunar, Waterless Dying and uniforms for the NFL, World Cup and the Olympics covering men, women and kids globally. Prior to Nike, Ms. Singer served as the Vice President/General Manager of Women’s at Reebok and held executive roles in luxury beauty for Prada, Calvin Klein and CHANEL. Ms. Singer also served as the Beauty and Fitness Editorial Director for YM Magazine and was a freelance beauty and fitness writer.

Ms. Singer served on the board of directors of Kate Spade & Company from 2015 to 2017. In 2018, Ms. Singer was named a National Outstanding Mother honoree, an award honoring her contributions and influence as a mother, businesswoman, philanthropist and mentor. Ms. Singer was also the 2018 recipient of the Beta Gamma Sigma Business Achievement award, recognizing her significant accomplishments in business, leadership and service. Ms. Singer holds a BA from Ithaca College, where she currently serves on the board of trustees. We believe Ms. Singer is well qualified to serve on our Board due to her extensive experience leading and growing global brands and empowering teams.

Rajeev Singh is currently the Chief Executive Officer of Accolade, a personalized advocacy company for employers, health plans and health systems, which he joined in November 2015. Mr. Singh served as a director of Supernova II from its inception until its business combination with Rigetti. Prior to that, Mr. Singh co-founded Concur Technologies, Inc., a business travel and expense management company, in 1993, and was most recently its president and chief operating officer until it was acquired by SAP AG in 2014. At Concur, he was responsible for all operational functions of the business ranging from sales and marketing to customer services to R&D and human resources. Prior to Concur, Mr. Singh held positions at Ford Motor Company and General Motors Corporation.

Mr. Singh serves on the board of Avalara, a top provider of cloud-based tax compliance automation for businesses, Amperity, the world’s only Intelligent Customer Data Platform, and Seattle Children’s Hospital Foundation, a not-for-profit corporation that raises funds to help every child live the healthiest and most fulfilling life possible. Mr. Singh holds a BS from Western Michigan University. We believe Mr. Singh is qualified to serve on our board of directors due to his significant operational and strategic expertise.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ken Fox and Jan Singer will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Jim Lanzone, Gregg Renfrew and Rajeev Singh, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Spencer Rascoff, Alexander Klabin, Michael Clifton and Robert Reid, will expire at our third annual general meeting of shareholders. Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and to remove directors prior to our initial business combination, and holders of our public shares will not have the right to vote on the election of directors during such time.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chair or co-chair of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Members of our management team and Board are not required to commit any specific amount of time to our affairs, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. Accordingly, our officers and directors may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Rajeev Singh, Jim Lanzone and Jan Singer serve as members of our audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Our board of directors has determined that each the members of our audit committee are independent under the NYSE listing standards and applicable SEC rules. Rajeev Singh serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Rajeev Singh qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
•	monitoring the independence of the independent registered public accounting firm;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring about and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
•	appointing or replacing the independent registered public accounting firm;
•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Gregg Renfrew and Ken Fox. Gregg Renfrew serves as chairman of the nominating committee. Under the NYSE listing standards, a nominating committee must be composed entirely of independent directors. Our board of directors has determined that each of Gregg Renfrew and Ken Fox are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Gregg Renfrew and Ken Fox. Gregg Renfrew serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Gregg Renfrew and Ken Fox are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year none of them has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website at https:/stre.supernovaspac.com/corporate-governance/governance-documents//. We intend to disclose any amendments or waivers of certain provisions of our Code of Ethics on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that the Sponsor filed one late Form 4 on April 6, 2021 on which one transaction was reported late.

Item 11.	Executive Compensation

Executive Officers and Directors

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combination. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 18, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On January 14, 2021, the Company effected a share dividend, resulting in 7,187,500 Class B ordinary shares outstanding. On March 1, 2021, our Sponsor transferred 28,750 Founder Shares to each of our five independent director nominees. On May 6, 2021, the Sponsor forfeited 161, 638 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The percentages in the following table are based upon 35,129,311 ordinary shares issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Ordinary Share
Supernova Partners III LLC (our Sponsor)(3)	6,882,112	19.6%
Spencer M. Rascoff(3)	—	—
Alexander M. Klabin(3)	—	—
Robert D. Reid(3)	—	—
Michael S. Clifton(3)	—	—
Ken Fox(2)	28,750	*
Jim Lanzone(2)	28,750	*
Gregg Renfrew(2)	28,750	*
Jan Singer(2)	28,750	*
Rajeev Singh(2)	28,750	*
Fir Tree Capital Management LP(4)	1,451,680	5.17%
Sculptor Capital LP(4)	1,798,607	6.40%
Glazer Capital, LLC(4)	1,572,714	5.60%
All officers, directors and director nominees as a group (nine individuals)	7,025,862	20.0%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of our shareholders is 4301 50th Street NW, Suite 300 PMB 1044, Washington, D.C. 20016.
(2)

Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination.

(3)

The shares reported above are held in the name of our Sponsor. Our Sponsor is governed by a board of managers consisting of four managers: Spencer M. Rascoff, Alexander M. Klabin, Robert D. Reid and Michael S. Clifton. Each director has one vote, and the approval of a majority of the directors is required to approve any action of our Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of at least a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of our Sponsor exercises voting or dispositive control over any of the securities held by our Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	Interests show consist solely of Class A ordinary shares.

The table above does not include the shares of ordinary shares underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions and Director Independence

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On January 14, 2021, the Company effected a share dividend, resulting in 7,187,500 Class B ordinary shares outstanding. On March 1, 2021, our Sponsor transferred 28,750 Founder Shares to each of our five independent director nominees. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares upon completion of the IPO. The Founder Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor purchased an aggregate of 3,500,000 Private Placement Warrants for a purchase price of $2.00 per whole warrant, or $7,000,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business combination opportunity to such entity prior to presenting such Business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 4301 50th Street NW, Suite 300 PMB 1044, Washington, D.C. 20016.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial Business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On December 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note. The Company repaid the Note in full on March 25, 2021.

In addition, in order to finance transaction costs in connection with an intended initial Business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial Business combination, we would repay such loaned amounts. In the event that the initial Business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement

Warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial Business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial Business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have entered into a registration rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares.

In addition to the transactions described above, we and our Sponsor, among others, entered into certain agreements in connection with the signing of the Business Combination Agreement, pursuant to which, among other things, our Sponsor and our directors and officers have certain interests. For more information, please see Item 1. Business – “Recent Developments.”

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Ken Fox, Jim Lanzone, Gregg Renfrew, Jan Singer and Rajeev Singh is an independent director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, (or “Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, and for the period from December 24, 2020 (inception) through December 31, 2020, and of services rendered in connection with our Initial Public Offering, totaled $153,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part Iv

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto in this Item 15.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

None.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from December 24, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from December 24, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 24, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Supernova Partners Acquisition Company III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Supernova Partners Acquisition Company III, Ltd. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. The Company had a working capital deficiency as of December 31, 2021 and lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2020.

Costa Mesa, CA
March 25, 2022

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Balance SheetS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$666,300	$-
Prepaid expenses - current	225,750	-
Total current assets	892,050	-
Deferred offering costs	-	35,000
Prepaid expenses - long-term	47,412	-
Investments held in Trust Account	281,049,184	-
Total Assets	$281,988,646	$35,000

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$302,391	$-
Accrued expenses	968,262	19,414
Total current liabilities	1,270,653	19,414
Deferred underwriting commissions	9,836,207	-
Derivative warrant liabilities	8,487,930	-
Total liabilities	19,594,790	19,414

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,103,449 and -0- shares at $10.00 per share as of December 31, 2021 and December 31, 2020	281,034,490	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,025,862 and 7,187,500 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	703	719
Additional paid-in capital	-	24,281
Accumulated deficit	(18)	(9,414)
Total shareholders’ equity (deficit)	(18,640,634)	15,586
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$281,988,646	$35,000

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

StatementS of Operations

	For the Year Ended December 31, 2021	For the Period from December 24, 2020 (inception) through December 31, 2020
General and administrative expenses	$1,751,559	$9,414
Loss from operations	(1,751,559)	(9,414)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,117,240	-
Financing costs - derivative warrant liabilities	(321,903)	-
Gain on investments held in Trust Account	14,694	-
Net loss	$(941,528)	$(9,414)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	21,653,283	-
Basic and diluted net loss per share, Class A ordinary shares	$(0.03)	$-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,753,779	6,250,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Statements of Changes in Shareholders’ Equity (DEFICIT)

FoR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	-	$-	7,187,500	$719	$24,281	$(9,414)	$15,586
Excess of cash received over fair value of private placement warrants	-	-	-	-	3,648,620	-	3,648,620
Accretion of Class A ordinary Shares	-	-	-	-	(3,672,917)	(17,690,395)	(21,363,312)
Forfeiture of Class B ordinary shares to redemption amount	-	-	(161,638)	(16)	16	-	-
Net loss			-	-	-	(941,528)	(941,528)
Balance - December 31, 2021	-	$-	7,025,862	$703	$-	$(18,641,337)	$(18,640,634))

FOR THE PERIOD FROM DECEMBER 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(9,414)	(9,414)
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(9,414)	$15,586

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Period from December 24, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(941,528)	$(9,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,117,240)	-
Financing costs - derivative warrant liabilities	321,903	-
Gain on investments held in Trust Account	(14,694)	-
Changes in operating assets and liabilities:
Prepaid expenses	(273,162)	-
Accounts payable	302,391	-
Accrued expenses	863,848	9,414
Net cash used in operating activities	(858,482)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(281,034,490)	-
Net cash used in investing activities	(281,034,490)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000	-
Repayment of note payable to related party	(300,000)	-
Proceeds received from initial public offering, gross	281,034,490	-
Proceeds received from private placement	7,620,690	-
Offering costs paid	(6,095,908)	-
Net cash provided by financing activities	282,559,272	-

Net change in cash	666,300	-

Cash - beginning of the period	-	-
Cash - end of the period	$666,300	$-

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$85,000	$10,000
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred underwriting commissions	$9,836,207	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Note 1 - Description of Organization, Business Operations and Liquidity

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search or an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on from the proceeds from the Initial Public Offering held in the trust account.

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

The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in part and on April 1, 2021 purchased an additional 3,103,449 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $31.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

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

Going Concern

As of December 31, 2021, the Company had approximately $0.7 million in its operating bank account and a working capital deficit of approximately $0.4 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, management has determined that the Company’s cash flow deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, the Company had 28,103,449 and 0 of Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of issuance of this Form 10-K, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Year Ended December 31, 2021		For the Period from December 24, 2020 (inception) through December 31, 2020

	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss - basic and diluted	$ (717,680)	$ (223,848)	$ -	$ (9,414)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,653,283	6,753,779	-	6,250,000

Basic and diluted net loss per ordinary share	$ (0.03)	$ (0.03)	$ -	$ (0.00)

 Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-

40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On March 1, 2021, our Sponsor transferred 28,750 Founder Shares to each of our five independent director nominees. The initial shareholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 1, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,103,449 Units. Subsequently, on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Note 5 - Commitments and Contingencies

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

The Underwriters partially exercised the over-allotment option and on April 1, 2021 purchased an additional 3,103,449 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $31.0 million, and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million will be payable to the underwriters for additional deferred underwriting fees.

Note 6 - Warrants

As of December 31, 2021, the Company had 5,620,690 and 3,810,345 Public and Private Placement Warrants outstanding, respectively. There were no warrants outstanding as of December 31, 2020.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00“ will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part; and

•	at a price of $0.01 per warrant; and

•	upon a minimum of 30-days‘ prior written notice of redemption; and

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

•

 upon a minimum of 30 days‘ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares; and

•

 if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

 if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 28,103,449 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$281,034,490
Less:
Proceeds allocated to Public Warrants	(5,633,100)
Class A ordinary shares issuance costs	(15,730,212)
Plus:
Accretion of carrying value to redemption value	21,363,312
Class A ordinary shares subject to possible redemption	$281,034,490

Note 8 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 28,103,449 and Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity, respectively (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2020, the Company issued 5,750,000 Class B ordinary shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares. As of December 31, 2021, there were 7,025,862 Class B ordinary shares outstanding, none subject to forfeiture.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,049,184	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,058,620	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,429,310

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the year ended December 31, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and trading beginning in May 2021. There were no other transfers between Levels in the year ended December 31, 2021.

Level 1 assets include investments in money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the year ended December 31, 2021, the Company recognized a non-cash gain resulting from a decrease in the fair value of liabilities of approximately $1.1 million, presented as change in fair value of derivative liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of December 31, 2021	Initial Measurement
Volatility	12.79%	15.30%
Stock price	$9.75	$9.80
Expected life of the options to convert	6.16	5.83
Risk-free rate	1.373%	0.996%
Dividend yield	0.000%	0.000%

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public Warrants - Level 3	5,000,000
Issuance of Private Warrants - Level 3	3,640,000
Issuance of Public Warrants due to over-allotment - Level 3	633,100
Issuance of Private Warrants due to over-allotment - Level 3	332,070
Transfer of Public Warrants to Level 1 measurement	(5,733,100)
Change in fair value of derivative liabilities - Level 3	(442,760)
Derivative warrant liabilities at December 31, 2021	$3,429,310

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement, dated March 22, 2021 by and among the Company, J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein.(1)
3.1	Amended and Restated Memorandum and Articles of Association, dated March 22, 2021.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, dated March 22, 2021, between American Stock Transfer & Trust Company, LLC and the Company(1)
4.5	Description of Securities.*
10.1	Letter Agreement, dated March 22, 2021, among the Company, the Sponsor and the Company’s officers and directors.(1)
10.2	Investment Management Trust Account Agreement, dated March 22, 2021, between American Stock Transfer & Trust Company, LLC and the Company.(1)
10.3	Registration Rights Agreement, dated as of March 22, 2021, among the Company, the Sponsor and the other holders party thereto.(1)
10.4	Private Placement Warrants Purchase Agreement, dated March 22, 2021, between the Company and the Sponsor.(1)
10.5	Press Release, dated March 22, 2021.(1)
10.6	Promissory Note, dated December 31, 2020, issued to Supernova Partners III, LLC.(2)
10.7	Securities Subscription Agreement, dated December 31, 2020 between the Registrant and Supernova Partners III, LLC.(2)
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a‑14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a‑14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.*

*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 25, 2021
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on March 1, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	Supernova Partners Acquisition Company III, Ltd.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Spencer M. Rascoff
Spencer M. Rascoff	Co-Chair	March 25, 2022

/s/ Alexander M. Klabin
Alexander M. Klabin	Co-Chair	March 25, 2022

/s/ Robert D. Reid
Robert D. Reid	Chief Executive Officer and Director	March 25, 2022

/s/ Michael S. Clifton
Michael S. Clifton	Chief Financial Officer and Director	March 25, 2022

/s/ Ken Fox
Ken Fox	Director	March 25, 2022

/s/ Jim Lanzone
Jim Lanzone	Director	March 25, 2022

/s/ Gregg Renfrew
Gregg Renfrew	Director	March 25, 2022

/s/ Jan Singer
Jan Singer	Director	March 25, 2022

/s/ Rajeev Singh
Rajeev Singh	Director	March 25, 2022