Form 10-Q
period 2022-03-31
Supernova Partners Acquisition Co III, Ltd.
filed 2022-05-13
CIK 1838361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fifth of one redeemable warrant to purchase one Class A ordinary share	STRE.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	STRE	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	STRE WS	The New York Stock Exchange

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

As of May 12, 2022, 28,103,449 shares of Class A ordinary shares, par value $0.0001 per share, and 7,025,862 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$320,628	$666,300
Prepaid expenses - current	281,087	225,750
Total current assets	601,715	892,050
Prepaid expenses - long-term	-	47,412
Investments held in Trust Account	281,067,324	281,049,184
Total Assets	$281,669,039	$281,988,646

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$160,750	$302,391
Accrued expenses	1,090,004	968,262
Total current liabilities	1,250,754	1,270,653
Deferred underwriting commissions	9,836,207	9,836,207
Derivative warrant liabilities	4,338,280	8,487,930
Total Liabilities	15,425,241	19,594,790

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,103,449 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	281,034,490	281,034,490

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,025,862 shares issued and outstanding as of March 31, 2022 and December 31, 2021	703	703
Additional paid-in capital	-	-
Accumulated deficit	(14,791,395)	(18,641,337)
Total Shareholders' Deficit	(14,790,692)	(18,640,634)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$281,669,039	$281,988,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$317,848	$101,668
Loss from operations	(317,848)	(101,668)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,149,650	(205,000)
Financing costs - derivative warrant liabilities	-	(287,083)
Gain on investments held in Trust Account	18,140	287
Net income (loss)	$3,849,942	$(593,464)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,103,449	1,944,444
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$(0.07)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,025,862	6,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,025,862	$703	$-	$(18,641,337)	$(18,640,634)
Net income	-	-	-	-	-	3,849,942	3,849,942
Balance - March 31, 2022 (unaudited)	-	$-	7,025,862	$703	$-	$(14,791,395)	$(14,790,692)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(9,414)	$15,586
Excess of cash received over fair value of private placement warrants	-	-	-	-	3,360,000	-	3,360,000
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(3,384,281)	(15,673,854)	(19,058,135)
Net loss	-	-	-	-	-	(593,464)	(593,464)
Balance - March 31, 2021 (unaudited)	-	$-	7,187,500	$719	$-	$(16,276,732)	$(16,276,013)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,849,942	$(593,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,149,650)	205,000
Financing costs - derivative warrant liabilities	-	287,083
Gain on investments held in Trust Account	(18,140)	(287)
Changes in operating assets and liabilities:
Prepaid expenses	(7,925)	(419,288)
Accounts payable	(56,641)	433,501
Accrued expenses	121,742	37,484
Due to related party	-	6,615
Net cash used in operating activities	(260,672)	(43,356)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(250,000,000)
Net cash used in investing activities	-	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	250,000,000
Proceeds received from private placement	-	7,000,000
Offering costs paid	(85,000)	(5,124,408)
Net cash (used in) provided by financing activities	(85,000)	251,875,592

Net change in cash	(345,672)	1,832,236

Cash - beginning of the period	666,300	-
Cash - end of the period	$320,628	$1,832,236

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$85,810
Offering costs included in accrued expenses	$-	$350,000
Deferred underwriting commissions	$-	$8,750,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search or an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on from the proceeds from the Initial Public Offering held in the trust account.

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

The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in part and on April 1, 2021 purchased an additional 3,103,449 Units, generating gross proceeds of approximately $31.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of March 31, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $0.6 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, management has determined that the Company’s cash flow deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 25, 2022. In the Annual Report on Form 10-K the Company had a typographical error in the Accumulated deficit balance reported on the Company’s balance sheet as of December 31, 2021, whereby the reported accumulated deficit of $(18) should have been reported as ($18,641,337). The accumulated deficit amount was reported correctly in the statements of changes in shareholders’ equity (deficit) for the year ended December 31, 2021 within the Annual Report on Form 10-K. The Company has corrected this typographical error in the accompanying unaudited condensed balance sheets.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, the Company had 28,103,449 Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of issuance of this Form 10-Q, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$3,079,954	$769,988	$(140,822)	$(452,642)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,103,449	7,025,862	1,944,444	6,250,000

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.07)	$(0.07)

Recent Accounting Pronouncements

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

The Company granted the Underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on April 1, 2021, purchased an additional 3,103,449 Units, generating gross proceeds of approximately $31.0 million, and incurring additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

Each Unit consists of one Class A ordinary share, and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of the Founder Shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On March 1, 2021, our Sponsor transferred 28,750 Founder Shares to each of our five independent director nominees. The initial shareholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 1, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,103,449 Units. Subsequently, on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

In May 2022, the Company entered into an agreement effective on January 1, 2022 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of up to $7,500 per month, for office space, utilities, employee benefits and secretarial and administrative services. In the three months ended March 31, 2022, the Company paid approximately $7,000 in fees for these services, of which approximately $2,000 was charged to general and administrative expenses within the condensed statements of operations, and approximately $5,000 is included within prepaid expenses – current balance in the accompanying condensed balance sheets.

Note 5 - Commitments and Contingencies

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

The Underwriters partially exercised the over-allotment option and on April 1, 2021 purchased an additional 3,103,449 Units, generating gross proceeds of approximately $31.0 million, and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million will be payable to the underwriters for additional deferred underwriting fees.

Note 6 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 5,620,690 and 3,810,345 Public Placement Warrants and Private Placement Warrants outstanding.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 28,103,449 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$281,034,490
Less:
Proceeds allocated to Public Warrants	(5,633,100)
Class A ordinary shares issuance costs	(15,730,212)
Plus:
Accretion of carrying value to redemption value	21,363,312
Class A ordinary shares subject to possible redemption	$281,034,490

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 28,103,449 and Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2020, the Company issued 5,750,000 Class B ordinary shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 7,025,862 Class B ordinary shares outstanding, none subject to forfeiture.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,067,324	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$2,585,520	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$1,752,760

 December 31, 2021

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,049,184	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,058,620	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,429,310

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 or 2021.

Level 1 assets include investments in money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the three months ended March 31, 2022 and 2021, the Company recognized a non-cash gain/(loss) resulting from a decrease/(increase) in the fair value of liabilities of approximately $4.1 million and ($205,000), respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	5.75%	12.79%
Stock price	$9.78	$9.75
Expected life of the options to convert	5.91	6.16
Risk-free rate	2.410%	1.373%
Dividend yield	0.000%	0.000%

The changes in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2022 and 2021 are summarized as follows:

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	2022	2021
Derivative warrant liabilities at January 1	$3,429,310	$-
Issuance of Public Warrants - Level 3	-	5,000,000
Issuance of Private Warrants - Level 3	-	3,640,000
Change in fair value of derivative liabilities - Level 3	(1,676,550)	205,000
Derivative warrant liabilities at March 31	1,752,760	8,845,000

Note 10 – Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, except for the administrative agreement entered disclosed in Note 4, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Going Concern

As of March 31, 2022, we had approximately $0.3 million in our operating bank account and a working capital deficit of approximately $0.6 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company's assessment of going concern considerations, in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the Company's cash flow deficit raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company's plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2022, we had a net income of approximately $3.8 million, which consisted of approximately $0.3 million general and administrative expenses, offset by a gain of approximately $4.1 million from a change in fair value of derivative warrant liabilities and approximately a $18,000 gain on investments held in Trust Account.

For the three months ended March 31, 2021, we had a net loss of approximately $593,000, which consisted of approximately $102,000 in general and administrative expenses, approximately $287,000 in financing costs -derivative warrant liabilities and a charge of $205,000 from a change in fair value of derivative warrant liabilities, partially offset by a $287 gain on investments held in the Trust Account.

Liquidity and Capital Resources

Following the Initial Public Offering and Over-Allotment, a total of $281 million was placed in the Trust Account. We incurred approximately $16.1 million in transaction costs, including $9.8 million of deferred underwriting fees.

For the three months ended March 31, 2022, we used approximately $261,000 of cash for operating activities. Our net income included a $4.2 million non-cash gain from the change in the fair value of derivative warrant liabilities and approximately $18,000 gain on investment income held in the Trust account and was partially offset by changes in operating assets and liabilities of that provided approximately $57,000 of cash from operating activities. For the three months ended net cash flow from financing activities was $85,000 and related to remaining offering costs paid.

For the three months ended March 31, 2021, we used approximately $43,000 of cash for operating activities. Our net loss was impacted by $205,000 of a non-cash loss from the change in the fair value of derivative warrant liabilities, $287,000 of financing costs allocated to derivative liabilities, and a $287 gain on investment income held in the Trust account, and was partially offset by changes in operating assets and liabilities of that provided approximately $58,000 of cash from operating activities.

As of March 31, 2022, we had investments held in the Trust Account of approximately $281,067,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of approximately $321,000 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We do have an Administrative Support Agreement which was effective January 1, 2022 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of up to $7,500 per month, for office space, utilities, employee benefits and secretarial and administrative services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,103,449 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our condensed balance sheets.

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

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non‑emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments that we issued was not effectively designed or maintained. This material weakness resulted in the restatement of our interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our final prospectus filed with the SEC on March 3, 2021, and our quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 6, 2021, which could materially affect our businesses, financial condition, or future results.. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those described in our final prospectus and our quarterly report on Form 10-Q for the quarter ended June 30, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description
10.1	Administrative Services Agreement, dated as of May 10, 2022, by and between Supernova Partners Acquisition Company III, Ltd. and Supernova Partners III LLC.

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

Dated: May 13, 2022	Supernova Partners Acquisition Company III, Ltd.

	By:	/s/ Robert Reid
	Name:	Robert Reid
	Title:	Chief Executive Officer

	By:	/s/ Michael Clifton
	Name:	Michael Clifton
	Title:	Chief Financial Officer