Form 10-Q
period 2022-06-30
Supernova Partners Acquisition Co III, Ltd.
filed 2022-08-10
CIK 1838361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 28,103,449 shares of Class A ordinary shares, par value $0.0001 per share, and 7,025,862 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$204,396	$666,300
Prepaid expenses - current	199,463	225,750
Total current assets	403,859	892,050
Prepaid expenses - long-term	-	47,412
Investments held in Trust Account	281,435,479	281,049,184
Total Assets	$281,839,338	$281,988,646

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$127,975	$302,391
Accrued expenses	1,125,450	968,262
Total current liabilities	1,253,425	1,270,653
Deferred underwriting commissions	9,836,207	9,836,207
Derivative warrant liabilities	1,508,970	8,487,930
Total liabilities	12,598,602	19,594,790

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,103,449 shares at $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	281,335,479	281,034,490

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,025,862 shares issued and outstanding as of June 30, 2022 and December 31, 2021	703	703
Additional paid-in capital	-	-
Accumulated deficit	(12,095,446)	(18,641,337)
Total shareholders' deficit	(12,094,743)	(18,640,634)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$281,839,338	$281,988,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$200,526	$891,598	$518,375	$993,266
Loss from operations	(200,526)	(891,598)	(518,375)	(993,266)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,829,310	(1,507,070)	6,978,960	(1,712,070)
Financing costs - derivative warrant liabilities	-	(34,820)	-	(321,903)
Gain on investments held in Trust Account	368,154	4,198	386,295	4,485
Net income (loss)	$2,996,938	$(2,429,290)	$6,846,880	$(3,022,754)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,103,449	28,103,449	28,103,449	15,096,209
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.09	$(0.07)	$0.19	$(0.14)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,025,862	6,701,876	7,025,862	6,477,186
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.09	$(0.07)	$0.19	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,025,862	$703	$-	$(18,641,337)	$(18,640,634)
Net income	-	-	-	-	-	3,849,942	3,849,942
Balance - March 31, 2022 (unaudited)	-	$-	7,025,862	$703	$-	$(14,791,395)	$(14,790,692)
Net income	-	-	-	-	-	2,996,938	2,996,938
Remeasurement of redemption value of Class A ordinary shares subject to redemption	-	-	-	-	-	(300,989)	(300,989)
Balance - June 30, 2022 (unaudited)	-	$-	7,025,862	$703	$-	$(12,095,446)	$(12,094,743)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(9,414)	$15,586
Excess of cash received over fair value of private placement warrants	-	-	-	-	3,360,000	-	3,360,000
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(3,384,281)	(15,673,854)	(19,058,135)
Net loss	-	-	-	-	-	(593,464)	(593,464)
Balance - March 31, 2021 (unaudited)	-	$-	7,187,500	$719	$-	$(16,276,732)	$(16,276,013)
Excess of cash received over fair value of private placement warrants	-	-	-	-	288,620	-	288,620
Forfeiture of Class B ordinary shares	-	-	(161,638)	(16)	16	-	-
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(288,636)	(2,016,541)	(2,305,177)
Net loss	-	-	-	-	-	(2,429,290)	(2,429,290)
Balance - June 30, 2021 (unaudited)	-	$-	7,025,862	$703	$-	$(20,722,563)	$(20,721,860)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,846,880	$(3,022,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,978,960)	1,712,070
Financing costs - derivative warrant liabilities	-	321,903
Gain on investments held in Trust Account	(386,295)	(4,485)
Changes in operating assets and liabilities:
Prepaid expenses	73,699	(376,474)
Accounts payable	(89,416)	53,623
Accrued expenses	157,188	785,648
Due to related party	-	1,643
Net cash used in operating activities	(376,904)	(528,826)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(281,034,490)
Net cash used in investing activities	-	(281,034,490)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	281,034,490
Proceeds received from private placement	-	7,620,690
Offering costs paid	(85,000)	(5,830,908)
Net cash (used in) provided by financing activities	(85,000)	282,824,272

Net change in cash	(461,904)	1,260,956

Cash - beginning of the period	666,300	-
Cash - end of the period	$204,396	$1,260,956

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares	$300,989	$-
Offering costs included in accounts payable	$-	$-
Offering costs included in accrued expenses	$-	$350,000
Deferred underwriting commissions	$-	$9,836,207

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search or an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on from the proceeds from the Initial Public Offering held in the trust account.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of June 30, 2022, the Company had approximately $0.2 million in its operating bank account and a working capital deficit of approximately $0.8 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, the Company has until March 25, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the Company had 28,103,449 Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$2,397,550	$599,388	$(1,961,523)	$(467,767)	$5,477,504	$1,369,376	$(2,115,204)	$(907,550)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,103,449	7,025,862	28,103,449	6,701,876	28,103,449	7,025,862	15,096,209	6,477,186

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.07)	$(0.07)	$0.19	$0.19	$(0.14)	$(0.14)

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

Note 4 - Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of the Founder Shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On March 1, 2021, our Sponsor transferred 28,750 Founder Shares to each of our five independent director nominees. The fair value of the 143,750 Founder Shares granted to the five independent director nominees was $710,000. The initial shareholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering. On April 1, 2021, the Underwriters partially exercised the over-allotment option to purchase an additional 3,103,449 Units. Subsequently, on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

In May 2022, the Company entered into an agreement effective on January 1, 2022 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of up to $7,500 per month, for office space, utilities, employee benefits and secretarial and administrative services. In the three and six months ended June 30, 2022, the Company recorded and paid approximately $29,000 and $36,000 in fees for these services. Fees and services are reflected as  general and administrative expenses within the condensed statements of operations, however approximately $3,000 is included within prepaid expenses – current balance in the accompanying condensed balance sheet at June 30, 2022.

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

Note 6 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 5,620,690 and 3,810,345 Public Placement Warrants and Private Placement Warrants outstanding.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part; and

•	at a price of $0.01 per warrant; and

•	upon a minimum of 30-days prior written notice of redemption; and

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

•

 upon a minimum of 30 days prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares; and

•

 if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

 if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 28,103,449 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$281,034,490
Less:
Amount allocated to Public Warrants	(5,633,100)
Class A ordinary shares issuance costs	(15,730,212)
Plus:
Accretion of carrying value to redemption value	21,363,312
Class A ordinary shares subject to possible redemption, December 31, 2021	281,034,490
Remeasurement of redemption value of Class A ordinary shares subject to redemption	300,989
Class A ordinary shares subject to possible redemption, June 30, 2022	$281,335,479

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 28,103,449 and Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2020, the Company issued 5,750,000 Class B ordinary shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the Underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The Underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares. As of June 30, 2022 and December 31, 2021, there were 7,025,862 Class B ordinary shares outstanding, none subject to forfeiture.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,435,479	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$899,310	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$609,660

 December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,049,184	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,058,620	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$3,429,310

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022 or 2021.

Level 1 assets include investments in money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the three months ended June 30, 2022 and 2021, the Company recognized a non-cash gain/(loss) resulting from a decrease/(increase) in the fair value of the derivative warrant liabilities of approximately $2.8 million and $(1.5) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a non-cash gain/(loss) resulting from a decrease/(increase) in the fair value of liabilities of approximately $7.0 million and $(1.7) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Volatility	1.19%	12.79%
Stock price	$9.78	$9.75
Expected life of the options to convert	5.66	6.16
Risk-free rate	3.021%	1.373%
Dividend yield	0.000%	0.000%

The changes in the fair value of Level 3 derivative warrant liabilities for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	2022	2021
Derivative warrant liabilities at January 1	$3,429,310	$-
Issuance of Public Warrants - Level 3	-	5,000,000
Issuance of Private Warrants - Level 3	-	3,640,000
Change in fair value of derivative liabilities - Level 3	(1,676,550)	205,000
Derivative warrant liabilities at March 31	$1,752,760	$8,845,000
Issuance of Public Warrants due to over-allotment - Level 3	-	633,100
Issuance of Private Warrants due to over-allotment - Level 3	-	332,070
Transfer of Public Warrants to Level 1 measurement	-	(5,733,100)
Change in fair value of derivative liabilities - Level 3	(1,143,100)	495,340
Derivative warrant liabilities at June 30	$609,660	$4,572,410

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

Going Concern

As of June 30, 2022, we had approximately $0.2 million in our operating bank account and a working capital deficit of approximately $0.8 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, the Company has until March 25, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2022, we had a net income of approximately $3.0 million, which consisted of approximately $0.2 million general and administrative expenses, offset by a gain of approximately $2.8 million from changes in fair value of derivative warrant liabilities and approximately a $0.4 million gain on investments held in Trust Account.

For the three months ended June 30, 2021, we had a net loss of approximately $2.4 million, which consisted of approximately $892,000 in general and administrative expenses, approximately $35,000 in financing costs - derivative warrant liabilities and a charge of approximately $1.5 million from changes in fair value of derivative warrant liabilities, partially offset by approximately $4,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2022, we had a net income of approximately $6.8 million, which consisted of approximately $0.5 million general and administrative expenses, offset by a gain of approximately $7.0 million from changes in fair value of derivative warrant liabilities and approximately a $386,000 gain on investments held in Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $3.0 million, which consisted of approximately $993,000 in general and administrative expenses, approximately $322,000 in financing costs -derivative warrant liabilities and a charge of $1.7 million from a change in fair value of derivative warrant liabilities, partially offset by approximately $4,000 in income from investments held in the Trust Account.

Liquidity and Capital Resources

Following the Initial Public Offering and Over-Allotment, a total of $281 million was placed in the Trust Account. We incurred approximately $16.1 million in transaction costs, including $9.8 million of deferred underwriting fees.

For the six months ended June 30, 2022, we used approximately $377,000 of cash for operating activities. Our net income included approximately a $7.0 million non-cash gain from the change in the fair value of derivative warrant liabilities and approximately $386,000 gain on investment income held in the Trust account and was partially offset by changes in operating assets and liabilities of that provided approximately $141,000 of cash from operating activities. For the six months ended net cash flow used in financing activities was $85,000 and related to remaining offering costs paid.

For the six months ended June 30, 2021, we used approximately $529,000 of cash for operating activities. Our net loss was impacted by $1.7 million of a non-cash loss from the change in the fair value of derivative warrant liabilities, $322,000 of financing costs allocated to derivative liabilities, and approximately $4,000 of income from investments held in the Trust account and was partially offset by changes in operating assets and liabilities of that provided approximately $464,000 of cash from operating activities.

As of June 30, 2022, we had investments held in the Trust Account of approximately $281,435,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of approximately $204,000 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,103,449 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a remeasurement adjustment, reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in the second quarter of 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our final prospectus filed with the SEC on March 3, 2021, and our quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 6, 2021, which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those described in our final prospectus and our quarterly report on Form 10-Q for the quarter ended June 30, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 10, 2022	Supernova Partners Acquisition Company III, Ltd.

	By:	/s/ Robert Reid
	Name:	Robert Reid
	Title:	Chief Executive Officer

	By:	/s/ Michael Clifton
	Name:	Michael Clifton
	Title:	Chief Financial Officer