Form 10-Q
period 2022-09-30
Supernova Partners Acquisition Co III, Ltd.
filed 2022-11-04
CIK 1838361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, 28,103,449 shares of Class A ordinary shares, par value $0.0001 per share, and 7,025,862 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$129,068	$666,300
Prepaid expenses - current	123,737	225,750
Total current assets	252,805	892,050
Prepaid expenses - long-term	-	47,412
Investments held in Trust Account	282,679,131	281,049,184
Total Assets	$282,931,936	$281,988,646

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$246,853	$302,391
Accrued expenses	1,024,134	968,262
Total current liabilities	1,270,987	1,270,653
Deferred underwriting commissions	9,836,207	9,836,207
Derivative warrant liabilities	754,490	8,487,930
Total liabilities	11,861,684	19,594,790

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,103,449 shares at $10.05 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	282,579,131	281,034,490

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,025,862 shares issued and outstanding as of September 30, 2022 and December 31, 2021	703	703
Additional paid-in capital	-	-
Accumulated deficit	(11,509,582)	(18,641,337)
Total shareholders' deficit	(11,508,879)	(18,640,634)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$282,931,936	$281,988,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$168,617	$712,169	$686,991	$1,705,435
Loss from operations	(168,617)	(712,169)	(686,991)	(1,705,435)
Other income (expense)
Change in fair value of derivative warrant liabilities	754,480	1,828,100	7,733,440	116,030
Financing costs - derivative warrant liabilities	-	-	-	(321,903)
Gain on investments held in Trust Account	1,243,653	4,244	1,629,947	8,729
Net income (loss)	$1,829,516	$1,120,175	$8,676,396	$(1,902,579)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,103,449	28,103,449	28,103,449	19,479,601
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.03	$0.25	$(0.07)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,025,862	7,025,862	7,025,862	6,662,088
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.03	$0.25	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,025,862	$703	$-	$(18,641,337)	$(18,640,634)
Net income	-	-	-	-	-	3,849,942	3,849,942
Balance - March 31, 2022 (unaudited)	-	$-	7,025,862	$703	$-	$(14,791,395)	$(14,790,692)
Net income	-	-	-	-	-	2,996,938	2,996,938
Remeasurement of redemption value of Class A ordinary shares subject to redemption	-	-	-	-	-	(300,989)	(300,989)
Balance - June 30, 2022 (unaudited)	-	$-	7,025,862	$703	$-	$(12,095,446)	$(12,094,743)
Net income	-	-	-	-	-	1,829,516	1,829,516
Remeasurement of redemption value of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,243,652)	(1,243,652)
Balance - September 30, 2022 (unaudited)	-	$-	7,025,862	$703	$-	$(11,509,582)	$(11,508,879)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(9,414)	$15,586
Excess of cash received over fair value of private placement warrants	-	-	-	-	3,360,000	-	3,360,000
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(3,384,281)	(15,673,854)	(19,058,135)
Net loss	-	-	-	-	-	(593,464)	(593,464)
Balance - March 31, 2021 (unaudited)	-	$-	7,187,500	$719	$-	$(16,276,732)	$(16,276,013)
Excess of cash received over fair value of private placement warrants	-	-	-	-	288,620	-	288,620
Forfeiture of Class B ordinary shares	-	-	(161,638)	(16)	16	-	-
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(288,636)	(2,016,541)	(2,305,177)
Net loss	-	-	-	-	-	(2,429,290)	(2,429,290)
Balance - June 30, 2021 (unaudited)	-	$-	7,025,862	$703	$-	$(20,722,563)	$(20,721,860)
Net income	-	-	-	-	-	1,120,175	1,120,175
Balance - September 30, 2021 (unaudited)	-	$-	7,025,862	$703	$-	$(19,602,388)	$(19,601,685)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$8,676,396	$(1,902,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,733,440)	(116,030)
Financing costs - derivative warrant liabilities	-	321,903
Gain on investments held in Trust Account	(1,629,947)	(8,729)
Changes in operating assets and liabilities:
Prepaid expenses	149,425	(313,038)
Accounts payable	29,462	125,000
Accrued expenses	55,872	1,077,474
Net cash used in operating activities	(452,232)	(815,999)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(281,034,490)
Net cash used in investing activities	-	(281,034,490)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	281,034,490
Proceeds received from private placement	-	7,620,690
Offering costs paid	(85,000)	(6,095,908)
Net cash (used in) provided by financing activities	(85,000)	282,559,272

Net change in cash	(537,232)	708,783

Cash - beginning of the period	666,300	-
Cash - end of the period	$129,068	$708,783

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares	$1,544,641	$-
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions	$-	$9,836,207

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 24, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search or an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on from the proceeds from the Initial Public Offering held in the trust account.

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

The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in part and on April 1, 2021 purchased an additional 3,103,449 Units, generating gross proceeds of approximately $31.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company has adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately $10.00 per share, or less in certain circumstances. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of September 30, 2022, the Company had approximately $129,000 in its operating bank account and a working capital deficit of approximately $1.0 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, the Company has until March 25, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured by reference to the listed trading price of the Public Warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the Company had 28,103,449 Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in the redemption value as a remeasurement adjustment, reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$1,463,613	$365,903	$896,140	$224,035	$6,941,117	$1,735,279	$(1,417,716)	$(484,863)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,103,449	7,025,862	28,103,449	7,025,862	28,103,449	7,025,862	19,479,601	6,662,088

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.03	$0.03	$0.25	$0.25	$(0.07)	$(0.07)

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

In May 2022, the Company entered into an agreement effective on January 1, 2022 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of up to $7,500 per month, for office space, utilities, employee benefits and secretarial and administrative services. In the three and nine months ended September 30, 2022, the Company recorded and paid approximately $13,000 and $49,000 in fees for these services. Fees and services are reflected as general and administrative expenses within the condensed statements of operations.

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

Note 6 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 5,620,690 and 3,810,345 Public Placement Warrants and Private Placement Warrants outstanding.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

•

 upon a minimum of 30 days prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares; and

•

 if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 28,103,449 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$281,034,490
Less:
Amount allocated to Public Warrants	(5,633,100)
Class A ordinary shares issuance costs	(15,730,212)
Plus:
Accretion of carrying value to redemption value	21,363,312
Class A ordinary shares subject to possible redemption, December 31, 2021	281,034,490
Plus:
Remeasurement of redemption value of Class A ordinary shares subject to redemption	1,544,641
Class A ordinary shares subject to possible redemption, September 30, 2022	$282,579,131

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 28,103,449 and Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2020, the Company issued 5,750,000 Class B ordinary shares. On January 14, 2021, the Company effected a share dividend of 1,437,500 Class B ordinary shares resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the Underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The Underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were 7,025,862 Class B ordinary shares outstanding, none subject to forfeiture.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$282,679,131	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$449,660	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$304,830	$-

 December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$281,049,184	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,058,620	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$3,429,310

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement as of September 2022. During the nine months ended September 30, 2021 the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022 and 2021.

Level 1 assets include investments in money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model through June 30, 2022. Effective for the three months ended September 30, 2022, the Company determined the listed trading price of the Public Warrants approximates the fair value of the Private Warrants, and therefore is using the observable listed trading price of the Public Warrants to measure the fair value of the Private Warrants as of September 30, 2022, a Level 2 measurement.

For the three months ended September 30, 2022 and 2021, the Company recognized a non-cash gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $754,000 and $1.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a non-cash gain

SUPERNOVA PARTNERS ACQUISITION COMPANY III, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

resulting from a decrease in the fair value of liabilities of approximately $7.7 million and $116,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs as of December 31, 2021. Inherent in the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

As of December 31, 2021
Volatility	12.79%
Stock price	$9.75
Expected life of the options to convert	6.16
Risk-free rate	1.373%
Dividend yield	0.000%

The changes in the fair value of Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	2022	2021
Derivative warrant liabilities at January 1	$3,429,310	$-
Issuance of Public Warrants - Level 3	-	5,000,000
Issuance of Private Warrants - Level 3	-	3,640,000
Change in fair value of derivative liabilities - Level 3	(1,676,550)	205,000
Derivative warrant liabilities at March 31	$1,752,760	$8,845,000
Issuance of Public Warrants due to over-allotment - Level 3	-	633,100
Issuance of Private Warrants due to over-allotment - Level 3	-	332,070
Transfer of Public Warrants to Level 1 measurement	-	(5,733,100)
Change in fair value of derivative liabilities - Level 3	(1,143,100)	495,340
Derivative warrant liabilities at June 30	$609,660	$4,572,410
Transfer of Private Warrants to Level 2 measurement	(609,660)	-
Change in fair value of derivative liabilities – Level 3	-	(647,750)
Derivative warrant liabilities at September 30	$-	$3,924,660

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

Our Sponsor is Supernova Partners III LLC, a Cayman Islands exempted company. The registration statement for our Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, we consummated our Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions.

We granted the Underwriters in the Initial Public Offering a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in part and on April 1, 2021 purchased an additional 3,103,449 Units to cover over-allotments, generating gross proceeds of approximately $31.0 million, and incurred additional offering costs of approximately $1.7 million in offering costs, of which approximately $1.1 million was for deferred underwriting fees.

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

In addition, the Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriters. The Underwriters partially exercised their over-allotment option on April 1, 2021, and subsequently on May 9, 2021, the Sponsor forfeited 161,638 Class B ordinary shares.

Upon the closing of the Initial Public Offering, Over-Allotment, and the Private Placement, approximately $281.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Going Concern

As of September 30, 2022, we had approximately $129,000 in our operating bank account and a working capital deficit of approximately $1.0 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, the Company has until March 25, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $1.8 million, which consisted of approximately $169,000 in general and administrative expenses, offset by a gain of approximately $754,000 from changes in fair value of derivative warrant liabilities and approximately $1.2 million of gain on investments held in Trust Account.

For the three months ended September 30, 2021, we had net income of approximately $1.1 million, which consisted of approximately $712,000 in general and administrative expenses, offset by a gain of approximately $1.8 million in from changes in fair value of derivative warrant liabilities and approximately $4,000 of gain on investments held in the Trust Account.

For the nine months ended September 30, 2022, we had a net income of approximately $8.7 million, which consisted of approximately $687,000 in general and administrative expenses, offset by a gain of approximately $7.7 million from changes in fair value of derivative warrant liabilities and approximately $1.6 million of gain on investments held in Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $1.9 million, which consisted of approximately $1.7 million general and administrative expenses and approximately $322,000 in losses from offering costs associated with derivative warrant liabilities, partially offset by approximately $116,000 in gains from changes in fair value of derivative warrant liabilities and approximately $9,000 in income from investments held in the Trust Account.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, we used approximately $452,000 of cash for operating activities. Our net income included an approximately $7.7 million non-cash gain from the change in the fair value of derivative warrant liabilities and approximately $1.6 million of gain on investments held in the Trust Account and was partially offset by changes in operating assets and liabilities of that provided approximately $235,000 of cash from operating activities. For the nine months ended September 30, 2022 cash used in financing activities was $85,000 related to remaining offering costs paid.

For the nine months ended September 30, 2021, we used approximately $816,000 of cash for operating activities. Our net loss was impacted by an approximately $116,000 non-cash gain from the change in the fair value of derivative warrant liabilities, approximately $322,000 of financing costs allocated to derivative liabilities, and approximately $9,000 of gain on investments held in the Trust account and was partially offset by changes in operating assets and liabilities of that provided approximately $889,000 of cash from operating activities. For the nine months ended September 30, 2021 net cash from financing activities was $282.6 million including the proceeds from our Initial Public Offering, Over-Allotment, and Private Placements, net of offering costs paid. Following the Initial Public Offering and Over-Allotments, a total of approximately $281.0 million was placed in the Trust Account, reported as cash used in investing activities for the nine months ended September 30, 2021. We incurred approximately $16.1 million in transaction costs, including $9.8 million of deferred underwriting fees.

As of September 30, 2022, we had investments held in the Trust Account of approximately $282,679,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of approximately $129,000 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Critical Accounting Policies and Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,103,449 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognize changes in the redemption value as a remeasurement adjustment, reflected on the unaudited condensed statements of changes in shareholders’ deficit.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our final prospectus filed with the SEC on November 16, 2021, and our quarterly report on Form 10-Q for the quarter ended September 30, 2021 as filed with the SEC on November 16, 2021, which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those described in our final prospectus and our quarterly report on Form 10-Q for the quarter ended September 30, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other matters, to the circumstances in which special purpose acquisition companies (“SPACs”) such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rule would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “Initial Public Offering Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the Initial Public Offering Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its Business Combination within 24 months after the effective date of the Initial Public Offering Registration Statement

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

-	restrictions on the nature of our investments; and

-	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

-	registration as an investment company with the SEC;

-	adoption of a specific form of corporate structure; and

-	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, if we are deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct American Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 4, 2022	Supernova Partners Acquisition Company III, Ltd.

	By:	/s/ Robert Reid
	Name:	Robert Reid
	Title:	Chief Executive Officer

	By:	/s/ Michael Clifton
	Name:	Michael Clifton
	Title:	Chief Financial Officer